Form 10-Q
period 1997-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 1997-08-12
CIK 868227

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to _______________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                 PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                              3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                   4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                   5

            Notes to Financial Statements                                                          6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                           9

PART II.    OTHER INFORMATION                                                                     11


SIGNATURES                                                                                        12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,            December 31,
                                                                                            1997                  1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      249,906       $      214,019
              Nonoperating interests income receivable                                        143,443              162,018
              Other                                                                             7,045                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       400,394              376,037
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,849,596            4,849,836
         Less-Accumulated amortization                                                     (3,727,999)          (3,608,152)
                                                                                       --------------       --------------
                                                                                            1,121,597            1,241,684
                                                                                       --------------       --------------
                                                                                       $    1,521,991       $    1,617,721
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,903       $        5,753
                                                                                       --------------       --------------

         Partners' Capital                                                                  1,515,088            1,611,968
                                                                                       --------------       --------------
                                                                                       $    1,521,991       $    1,617,721
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                      Three Months Ended                 Six Months Ended
                                                           June 30,                          June 30,
                                              ---------------------------------  ---------------------------------
                                                    1997             1996             1997               1996
                                              ---------------  ----------------  ---------------  ----------------
REVENUES:
   Income from nonoperating interests         $        73,102   $       171,016  $       291,809   $       306,449
   Interest income                                      3,192               323            5,892               623
                                              ---------------   ---------------  ---------------   ---------------
                                                       76,294           171,339          297,701           307,072
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        49,450            78,844          119,847           155,151
   General and administrative                          20,709            22,065           43,370            43,113
                                              ---------------   ---------------  ---------------   ---------------
                                                       70,159           100,909          163,217           198,264
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $         6,135   $        70,430  $       134,484   $       108,808
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .14   $          1.64  $          3.12   $          2.53
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                ---------------------------------------
                                                                                     1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $      134,484          $       108,808
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     119,847                  155,151
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 18,575                  (90,051)
        (Increase) decrease in other current assets                                     (7,045)                      --
                                                                                --------------          ---------------
      Net cash provided by (used in) operating activities                              265,861                  173,908
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                           --                   (8,403)
    Proceeds from sales of nonoperating interests
      in oil and gas properties                                                            240                  133,653
    Increase (decrease) in payable related to excess costs                               1,150                 (207,363)
                                                                                --------------          ---------------
      Net cash provided by (used in) investing activities                                1,390                  (82,113)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (231,364)                 (63,723)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    35,887                   28,072
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       214,019                    1,499
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      249,906          $        29,571
                                                                                ==============          ===============
Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                     $           --          $           446
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

(3)  Significant Accounting Policies -

       Use of Estimates --

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates. Certain reclassifications have been made to prior year amounts to conformd to the current year presentation.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 57 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $106,762 or 46 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 34 percent in gas production and 17 percent in oil production had a significant impact on partnership performance. Also, current quarter gas prices declined 10 percent or $.20/MCF when compared to second quarter 1996 gas prices, further contributing to decreased revenues.

      Associated amortization expense decreased 37 percent or $29,394.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 5 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $33,851 or 8 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 12 percent in gas production and 37 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 17 percent or $.34/MCF partially offset the production declines.

      Associated amortization expense declined 23 percent or $35,304.

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


                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1990-A, LTD.
                                         (Registrant)

                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     August 4, 1997      By:        /s/ John R. Alden
          --------------                 --------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     August 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
          --------------                 --------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer