Form 10-Q
period 1997-09-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 1997-11-12
CIK 868227

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _____________________ to _____________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                 3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996     4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                     5

      Notes to Financial Statements                                                  6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                   9

PART II.    OTHER INFORMATION                                                       11


SIGNATURES                                                                          12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      247,465       $      214,019
              Nonoperating interests income receivable                                        144,555              162,018
              Other                                                                             7,826                   --
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       399,846              376,037
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,853,132            4,849,836
         Less-Accumulated amortization                                                     (3,775,716)          (3,608,152)
                                                                                       ---------------     ----------------
                                                                                            1,077,416            1,241,684
                                                                                       ---------------     ----------------
                                                                                       $    1,477,262       $    1,617,721
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        6,110       $        5,753
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  1,471,152            1,611,968
                                                                                       ---------------     ----------------
                                                                                       $    1,477,262       $    1,617,721
                                                                                       ===============     ================



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                              ---------------------------------  ---------------------------------
                                                    1997              1996            1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $       122,212   $       162,410  $       414,021   $       468,859
   Interest income                                      3,444             1,293            9,336             1,916
                                              ---------------   ---------------  ---------------   ---------------
                                                      125,656           163,703          423,357           470,775
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        47,717            59,866          167,564           215,017
   General and administrative                          18,330            21,423           61,700            64,536
                                              ---------------   ---------------  ---------------   ---------------
                                                       66,047            81,289          229,264           279,553
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        59,609   $        82,414  $       194,093   $       191,222
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          1.38   $          1.91  $          4.51   $          4.44
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $      194,093          $       191,222
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     167,564                  215,017
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 17,463                  (62,268)
        (Increase) decrease in other current assets                                     (7,826)                      --
                                                                               ---------------          ---------------
               Net cash provided by (used in) operating activities                     371,294                  343,971
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                       (3,296)                 (17,396)
    Proceeds from sale of nonoperating interests
      in oil and gas properties                                                             --                  133,566
    Increase (decrease) in payable related to excess costs                                 357                 (207,577)
                                                                               ---------------          ---------------
               Net cash provided by (used in) investing activities                      (2,939)                 (91,407)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (334,909)                (127,022)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    33,446                  125,542
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       214,019                    1,499
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      247,465          $       127,041
                                                                               ===============          ===============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                    $           --          $           446
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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 25 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $35,278 or 17 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas production. A decline of 15 percent in gas production had a significant impact on partnership performance. Also, current quarter oil prices declined 20 percent or $4.23/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 20 percent or $12,149.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

     Income from nonoperating interests decreased 12 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $69,129 or 11 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 13 percent in gas production and 28 percent in oil production were major contributing factors to the decreased revenues for the period. Increased gas prices of 13 percent or $.27/MCF partially offset the production declines.

      Associated amortization expense declined 22 percent or $47,453.

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


                                        SWIFT ENERGY MANAGED PENSION
                                        ASSETS PARTNERSHIP 1990-A, LTD.
                                        (Registrant)

                             By:        SWIFT ENERGY COMPANY
                                        Managing General Partner


Date:  November 4, 1997      By:        /s/ John R. Alden
       ----------------                 ---------------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:  November 4, 1997      By:        /s/ Alton D. Heckaman, Jr.
       ----------------                 ---------------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer