Form 10-K405
period 1997-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 1998-03-25
CIK 868227

                       Securities and Exchange Commission

                             Washington, D.C. 20549


                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

   For the transition period from ___________________ to ____________________


                         Commission File number 0-19250


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                    (Exact name of registrant as specified in
                     its Certificate of Limited Partnership)

         TEXAS                                      76-0307427
(State of Organization)                (I.R.S. Employer Identification No.)


                         16825 Northchase Dr., Suite 400
                              Houston, Texas 77060
                                 (281) 874-2700
          (Address and telephone number of principal executive offices)


                    Securities registered pursuant to Section 12(b) of the Act:
                                      None

                    Securities registered pursuant to Section 12(g) of the Act:
                       43,056.95 Limited Partnership Units


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X   No
                                       ---

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

                       Documents Incorporated by Reference

Document                                          Incorporated as to

    Registration Statement No. 33-15998             Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS


                             Form 10-K Annual Report
                     For the Period Ended December 31, 1997

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1997, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1997 the Operating Partnership had conveyed to the Registrant a 42% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1997, Swift had 194 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1997, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The Weatherford Field is in Custer County, Oklahoma in the Anadarko Basin (Amoco acquisition). The Weatherford Field produces primarily natural gas and condensate and accounts for 42% of the value.

         2. The Eakly Field is in Custer County, Oklahoma in the Anadarko Basin (Amoco acquisition). The Eakly Field produces primarily natural gas and condensate and accounts for 26% of the value.

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

Production and Sales Price

         The following table summarizes the volumes of the Partnership's net nonoperating interests in oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's.

                                            Net Production
                                 -----------------------------------
                                          For the Years Ended
                                             December 31,
                                 -----------------------------------
                                   1997         1996          1995
                                 -------       -------       -------
Net Volumes (Equivalent MCFs)    277,359       345,796       388,939

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                $1.91         $1.71         $1.01

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1997, 1996 and 1995. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                    ----------------------------------------------------------------------------
                                            1997                        1996                        1995
                                    ---------------------       ---------------------      ---------------------
                                                  Natural                     Natural                   Natural
                                      Oil          Gas           Oil           Gas           Oil          Gas
                                    -------      --------       -------      --------      -------      --------
                                    (BBLS)        (MMCF)         (BBLS)       (MMCF)       (BBLS)        (MMCF)
Proved developed
   reserves at end of year          21,234          1,299        24,710         1,293       45,882         1,699
                                    -------         -----       -------         -----      -------         -----
Proved reserves
   Balance at beginning
     of year                         28,601         1,606        52,120         1,927       55,169         2,236

   Extensions, discoveries
     and other additions                 --            --           108            12        1,005            33

   Revisions of previous
     estimates                        2,693           335       (10,148)          190        6,916           (18)

   Sales of minerals in
     place                           (1,800)          (64)       (7,657)         (212)          (3)           (1)

   Production                        (4,141)         (253)       (5,822)         (311)     (10,967)         (323)
                                    -------         -----       -------          ----      -------         -----

   Balance at end of year            25,353         1,624        28,601          1,606      52,120         1,927
                                    -------         -----       -------          -----     -------         -----


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.

         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1997:

                                                         Reserves
                                                    December 31, 1997
                                                  ---------------------

                                                             Natural               Wells
                                                 Oil           Gas         --------------------
Acquisition                State(s)            (BBLS)         (MMCF)       Gross          Net
-----------                ---------           ------        -------       ------       -------
Amoco                      OK                  14,768          1,242          108         1.699
Bill Fenn, et al           TX                   8,079            130           32         2.628
Mission III                TX                   1,293             51            6         0.077
Commercial National
   Bank                    LA                      --             54           13         0.384
Richer                     TX                       2              9            4         0.013
Sugarland                  OK, TX               1,192            109           56         0.850
Arkla                      TX                      19             29            2         0.057
                                               ------          -----          ---         -----
                                               25,353          1,624          221         5.708
                                               ------          -----          ---         -----


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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1997 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1997 and the date of this report.

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

Holders

         As of December 31, 1997, there were 463 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1996 and 1997, the Partnership distributed a total of $153,900 and $387,500, respectively, to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 1998, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1997, 1996, 1995, 1994, and 1993, should be read in conjunction with the financial statements included in Item 8:

                                  1997               1996               1995              1994             1993
                              ------------       ------------       ------------      ------------     ------------
Revenues                   $     577,136      $     670,568      $      454,911    $     672,753     $   1,327,053
Income (Loss)              $     293,473      $     310,006      $     (266,606)   $     110,209     $     689,919
Total Assets               $   1,469,780      $   1,617,721      $    1,717,014    $   2,242,553     $   2,626,856
Cash Distributions         $     442,232      $     200,334      $      268,305    $     645,714     $     872,137
Long Term Obligations      $          --      $          --      $           --    $          --     $          --
Limited Partners' Net
 Income (Loss) Per Unit    $        6.14      $        6.48      $        (5.23)   $       (1.85)    $       12.10
Limited Partners' Cash
 Distributions Per Unit    $        9.00      $        3.57      $         5.43    $       12.45     $       17.50


Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidity and Capital Resources

Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $500,519, $319,474 and $400,248 in 1997, 1996 and 1995, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Capital expenditures in 1997, 1996 and 1995 totaled $5,203, $39,258 and $134,629, respectively. Cash distributions to partners totaled $442,232, $200,334 and $268,305 in 1997, 1996 and 1995, respectively.

Results of Operations

         Income from nonoperating interests decreased 15 percent in 1997 over 1996. Oil and gas sales decreased 14 percent in 1997 vs. 1996. Production volumes decreased 34 percent due to a 19 percent gas production decrease and a 29 percent oil production decline. The decrease in production, due in part to accelerated production declines on mature wells, had a significant impact on partnership performance. The partnership's sale of several low value properties also had an impact on partnership performance. An increase in the 1997 gas prices of 16 percent or $.36/MCF partially offset the production declines.

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 27 percent in 1997 when compared to 1996, primarily due to the 34 percent production volume decrease. No additional provision for amortization was recorded in 1997 or 1996.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


         Income from nonoperating interests increased 47 percent in 1996 over 1995. Oil and gas sales increased 24 percent in 1996 vs. 1995. Increases in both 1996 gas and oil prices were major contributors to the increased revenues. The Partnership experienced an increase in gas prices of 51 percent or $.76/MCF and an increase in oil prices of 25 percent or $3.98/BBL. Production volumes decreased 11 percent due to a 47 percent oil production decrease and a 4 percent gas production decline. The partnership's sale of several low value properties in 1996 had an impact on partnership performance. The production declines partially offset the effect of increased oil and gas prices impacting partnership performance.

         Total amortization expense for 1996 decreased 56 percent or $359,946 when compared to 1995. Normal amortization expense decreased 8 percent or $24,318 in 1996 when compared to 1995, relating to the 11 percent decrease in production volumes.

         The Partnership recorded an additional provision in amortization in 1995 of $335,628, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

         During 1998, Partnership revenues and costs will be shared between the limited partners and general partners in an 90:10 ratio, based on the annualized rate of cash distributions by the Partnership during a certain period prior to December 31, 1997. Based on current oil and gas prices, current levels of oil and gas production and expected cash distributions during 1998, the Managing General Partner anticipates that the Partnership sharing ratio will continue to be 90:10.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of February 18, 1998 regarding the directors and executive officers of Swift.

                                            Position(s) with
         Name              Age          Swift and Other Companies
         ----              ---          -------------------------
                                   DIRECTORS
A. Earl Swift              64      Chief Executive Officer and
                                   Chairman of the Board

Virgil N. Swift            69      Executive Vice President - Business
                                   Development, Vice Chairman of the Board

G. Robert Evans            66      Director of Swift; Chairman of the Board,
                                   Material Sciences Corporation;
                                   Director, Consolidated Freightways, Inc.,
                                   Fibreboard  Corporation,   Elco  Industries,
                                   and Old Second Bancorp

Raymond O. Loen            73      Director of Swift; President, R. O. Loen
                                   Company

Henry C. Montgomery        62      Director of Swift; Chairman of the Board,
                                   Montgomery Financial Services Corporation;
                                   Director, Southwall Technology Corporation

Clyde W. Smith, Jr.        49      Director of Swift; President, Somerset
                                   Properties, Inc.

Harold J. Withrow          70      Director of Swift

                                   EXECUTIVE OFFICERS

Terry E. Swift             42      President, Chief Operating Officer

John R. Alden              52      Senior Vice President - Finance,
                                   Chief Financial Officer and Secretary

Bruce H. Vincent           50      Senior Vice President - Funds Management

James M. Kitterman         53      Senior Vice President - Operations

Joe A. D'Amico             49      Senior Vice President- Exploration and
                                   Development

Alton D. Heckaman, Jr.     40      Vice President - Finance and
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

Item 13.  Certain Relationships and Related Transactions

         As noted in Item 10, "Directors and Executive Officers of the Registrant," above, the Partnership has no executive officers or directors, and thus has not engaged in any transactions in which any such person had an interest. The Partnership is permitted to engage in certain transactions with Swift as Managing General Partner and VJM as Special General Partner, subject to extensive guidelines and restrictions as described in the "Conflicts of Interest" section of the Amended Prospectus contained in the Registration Statement, which is incorporated herein by reference.

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

               Balance Sheets as of December 31, 1997 and 1996          IV-4

               Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995                      IV-5

               Statements of Partners' Capital for the years ended
                  December 31, 1997, 1996 and 1995                      IV-6

               Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                      IV-7

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

        b(1) REPORTS ON FORM 8-K

             No reports on Form 8-K have been filed during the quarter ended December 31, 1997.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1997 fiscal year, or proxy statement, form of proxy or other proxy soliciting material has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Swift Energy Managed Pension Assets Partnership 1990-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1990-A, Ltd., (a Texas limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1997, 1996 and 1995. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1990-A, Ltd., as of December 31, 1997and 1996, and the results of its operations and its cash flows for the years ended December 31, 1997, 1996 and 1995, in conformity with generally accepted accounting principles.






                                       ARTHUR ANDERSEN LLP




Houston, Texas
February 10, 1998

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996



                                                                                            1997                 1996
                                                                                       --------------       --------------
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      361,633       $      214,019
              Nonoperating interests income receivable                                        151,723              162,018
              Other                                                                             6,318                   --
                                                                                       --------------       --------------
                   Total Current Assets                                                       519,674              376,037
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,760,509            4,849,836
         Less-Accumulated amortization                                                     (3,810,403)          (3,608,152)
                                                                                       --------------       --------------
                                                                                              950,106            1,241,684
                                                                                       --------------       --------------
                                                                                       $    1,469,780       $    1,617,721
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        6,571       $        5,753
                                                                                       --------------       --------------

         Limited Partners' Capital (43,056.95 Limited Partnership Units;
                                    $100 per unit)                                          1,411,841            1,541,305
         General Partners' Capital                                                             51,368               70,663
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  1,463,209            1,611,968
                                                                                       --------------       --------------
                                                                                       $    1,469,780       $    1,617,721
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                     1997             1996              1995
                                                                ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests                           $       564,518  $       666,192   $       452,990
   Interest income                                                       12,618            4,376             1,921
                                                                ---------------  ---------------   ---------------
                                                                        577,136          670,568           454,911
                                                                ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization -
         Normal provision                                               202,251          278,766           303,084
         Additional provision                                                --               --           335,628
   General and administrative                                            81,412           81,796            82,805
                                                                ---------------  ---------------   ---------------
                                                                        283,663          360,562           721,517
                                                                ---------------  ---------------   ---------------
INCOME (LOSS)                                                   $       293,473  $       310,006   $      (266,606)
                                                                ===============  ===============   ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                  Limited           General        Combining
                                                  Partners          Partners       Adjustment             Total
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1994                         $     1,826,371   $        88,799  $       122,037     $    2,037,207

Income (Loss)                                        (225,400)           21,187          (62,393)          (266,606)

Cash Distributions                                   (233,700)          (34,605)              --           (268,305)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1995                               1,367,271            75,381           59,644          1,502,296
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         278,990            41,716          (10,700)           310,006

Cash Distributions                                   (153,900)          (46,434)              --           (200,334)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1996                               1,492,361            70,663           48,944          1,611,968
                                              ---------------   ---------------  ---------------     --------------

Income (Loss)                                         264,208            35,437           (6,172)           293,473

Cash Distributions                                   (387,500)          (54,732)              --           (442,232)
                                              ---------------   ---------------  ---------------     --------------
Balance,
    December 31, 1997                         $     1,369,069   $        51,368  $        42,772     $    1,463,209
                                              ===============   ===============  ===============     ==============



Limited Partners' net income (loss)
    per unit

      1995                                    $         (5.23)
                                              ===============
      1996                                    $          6.48
                                              ===============
      1997                                    $          6.14
                                              ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                       1997              1996             1995
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                                $       293,473   $       310,006  $      (266,606)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                       202,251           278,766          638,712
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   10,295           (60,333)          18,770
        (Increase) decrease in other current assets                                       (6,318)               --               --
        Increase (decrease) in accounts payable                                              818          (208,965)           9,372
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) operating activities                    500,519           319,474          400,248
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                         (5,203)          (39,258)        (134,629)
    Proceeds from sales of nonoperating interests in oil and gas properties               94,530           132,638            2,768
                                                                                 ---------------   ---------------  ---------------
                  Net cash provided by (used in) investing activities                     89,327            93,380         (131,861)
                                                                                 ---------------   ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                      (442,232)         (200,334)        (268,305)
                                                                                 ---------------   ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     147,614           212,520               82
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         214,019             1,499            1,417
                                                                                 ---------------   ---------------  ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       361,633   $       214,019  $         1,499
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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993, 1992 and 1991, the cash distribution rate exceeded 17.5 percent and thus, in 1994, 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 1998, 1997, 1996 and 1995, the continuing costs and revenues will be
(were) shared 90 percent by the limited partners and 10 percent by the general partners. Payout had not occurred as of December 31, 1997.

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

Nonoperating Interests in Oil and Gas Properties --

         The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statements.

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

Cash and Cash Equivalents --

         Highly liquid debt instruments with an initial maturity of three months or less are considered to be cash equivalents.

Reclassifications --

         Certain reclassifications have been made to the prior year balances to conform with the current year presentation.

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -

         Effective April 17, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1990-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1997, 1996 and 1995, the Partnership acquired nonoperating interests in producing oil and gas properties for $5,203, $39,258 and $134,629, respectively.

         During 1995, the Partnership's unamortized oil and gas property costs exceeded the quarterly calculations of the "ceiling limitation" resulting in an additional provision for amortization of $335,628. In addition, the limited partners' share of unamortized oil and gas property costs exceeded their "ceiling limitation" in 1995, resulting in a valuation allowance of $285,870. This amount is included in the income (loss) attributable to the limited partners shown in the statement of partners' capital together with a "combining adjustment" for the difference between the limited partners' valuation allowance and the Partnership's full cost ceiling write down. The "combining adjustment" changes quarterly as the Partnership's total amortization provision is more or less than combined amortization provision attributable to the general and limited partners.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $107,392  for  managing  and   overseeing  the  offering  of  limited
partnership units.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)


         A one-time management fee of $107,642 was paid to Swift in 1990 for services performed for the Partnership. During 1997, 1996 and 1995, the Partnership paid Swift $64,585, $64,585 and $64,585, respectively, as a general and administrative overhead allowance.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1997, 1996 and 1995 was $510,514, $667,167 and $113,056, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

         In the normal course of business, the Partnership extends credit, primarily in the form of monthly oil and gas sales receivables, to various companies in the oil and gas industry which results in a concentration of credit risk. This concentration of credit risk may be affected by changes in economic or other conditions and may accordingly impact the Partnership's overall credit risk. However, the Managing General Partner believes that the risk is mitigated by the size, reputation, and nature of the companies to which the Partnership extends credit. In addition, the Partnership generally does not require collateral or other security to support customer receivables.

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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:      February 18, 1998                 By:      s/b A. Earl Swift
           -----------------                 -----------------------------------
                                             A. Earl Swift
                                             Chief Executive Officer

Date:      February 18, 1998                 By:      s/b John R. Alden
           -----------------                 -----------------------------------
                                             John R. Alden
                                             Principal Financial Officer

Date:      February 18, 1998                 By:      s/b Alton D. Heckaman, Jr.
           -----------------                 -----------------------------------
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


                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                             (Registrant)

                                    By:      SWIFT ENERGY COMPANY
                                              General Partner

Date:     February 18, 1998                  By:      s/b A. Earl Swift
          -----------------                  -----------------------------------
                                             A. Earl Swift
                                             Director and Principal
                                             Executive Officer

Date:     February 18, 1998                  By:      s/b Virgil N. Swift
          -----------------                  -----------------------------------
                                             Virgil N. Swift
                                             Director and Executive
                                             Vice President - Business
                                             Development

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Date:      February 18, 1998                 By:      s/b G. Robert Evans
           -----------------                 -----------------------------------
                                             G. Robert Evans
                                             Director

Date:      February 18, 1998                 By:      s/b Raymond O. Loen
           -----------------                 -----------------------------------
                                             Raymond O. Loen
                                             Director

Date:      February 18, 1998                 By:      s/b Henry C. Montgomery
           -----------------                 -----------------------------------
                                             Henry C. Montgomery
                                             Director

Date:      February 18, 1998                 By:      s/b Clyde W. Smith, Jr.
           -----------------                 -----------------------------------
                                             Clyde W. Smith, Jr.
                                             Director

Date:      February 18, 1998                 By:      s/b Harold J. Withrow
           -----------------                 -----------------------------------
                                             Harold J. Withrow
                                             Director