Form 10-Q
period 1998-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 1998-05-14
CIK 868227

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                   3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997      4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997      5

            Notes to Financial Statements                                6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                 9

PART II.    OTHER INFORMATION                                           10


SIGNATURES                                                              11

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,           December 31,
                                                                                            1998                  1997
                                                                                       --------------       --------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      330,160       $      361,633
              Nonoperating interests income receivable                                        274,740              151,723
              Other                                                                             9,968                6,318
                                                                                       --------------       --------------
                   Total Current Assets                                                       614,868              519,674
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        4,599,504            4,760,509
         Less-Accumulated amortization                                                     (3,843,745)          (3,810,403)
                                                                                       --------------       --------------
                                                                                              755,759              950,106
                                                                                       --------------       --------------
                                                                                       $    1,370,627       $    1,469,780
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        5,815       $        6,571
                                                                                       --------------       --------------

         Limited Partners' Capital (43,056.95 Limited Partnership Units;
                                    $100 per unit)                                          1,322,917            1,411,841
         General Partners' Capital                                                             41,895               51,368
                                                                                       --------------       --------------
                   Total Partners' Capital                                                  1,364,812            1,463,209
                                                                                       --------------       --------------
                                                                                       $    1,370,627       $    1,469,780
                                                                                       ==============       ==============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                 ---------------------------------
                                                                                       1998               1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        81,719   $       218,707
             Interest income                                                               4,686             2,700
                                                                                 ---------------   ---------------
                                                                                          86,405           221,407
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization                                                                 33,342            70,397
             General and administrative                                                   17,446            22,661
                                                                                 ---------------   ---------------
                                                                                          50,788            93,058
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $        35,617   $       128,349
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $           .83
                                              ===============
         March 31, 1997                       $          2.98
                                              ===============


                 See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                ---------------------------------------
                                                                                        1998                   1997
                                                                                ----------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $         35,617        $       128,349
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        33,342                 70,397
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 (123,017)               (45,386)
        (Increase) decrease in other current assets                                       (3,650)                (6,141)
        Increase (decrease) in accounts payable                                             (756)                 1,801
                                                                                ----------------        ---------------
               Net cash provided by (used in) operating activities                       (58,464)               149,020
                                                                                ----------------        ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                     (11,616)               (41,858)
        Proceeds from sale of nonoperating interests
           in oil and gas properties                                                     172,621                     --
                                                                                ----------------        ---------------
               Net cash provided by (used in) investing activities                       161,005                (41,858)
                                                                                ----------------        ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Cash distributions to partners                                                    (134,014)              (104,131)
                                                                                ----------------        ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (31,473)                 3,031
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         361,633                214,019
                                                                                ----------------        ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        330,160        $       217,050
                                                                                ================        ===============


              See accompanying notes to financial statements.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by (used in) operating activities totaled $(58,464) and $149,020 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $134,014 and $104,131 for the three months ended March 31, 1998 and 1997, respectively.

         Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 63 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $147,879 or 55 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil production. Gas production decreased 41 percent and oil production declined 29 percent. The decrease in production volumes had a significant impact on partnership performance. The partnership's sale of several properties in the fourth quarter of 1997 had an impact on 1998 partnership production volumes. Also, first quarter gas and oil prices declined 22 percent or $.60/MCF and 37 percent or $7.65/BBL, respectively, further contributing to decreased revenues.

         Total amortization expense decreased 53 percent or $37,055 in 1998 compared to first quarter 1997, also related to the decline in production volumes.

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

Date:     May 5, 1998                By:        /s/ John R. Alden
          -----------                           -------------------------------
                                                John R. Alden
                                                Senior Vice President, Secretary
                                                and Principal Financial Officer

Date:     May 5, 1998                By:        /s/ Alton D. Heckaman, Jr.
          -----------                           -------------------------------
                                                Alton D. Heckaman, Jr.
                                                Vice President, Controller
                                                and Principal Accounting Officer