Form 10-Q
period 1999-06-30
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 1999-08-05
CIK 868227

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                       PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1999 and December 31, 1998                                   3

            Statements of Operations

                - Three month and six month periods ended June 30, 1999 and 1998        4

            Statements of Cash Flows

                - Six month periods ended June 30, 1999 and 1998                        5

            Notes to Financial Statements                                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                9

PART II.    OTHER INFORMATION                                                          11


SIGNATURES                                                                             12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS



                                                                                  June 30,            December 31,
                                                                                    1999                  1998
                                                                               ---------------       ---------------
                                                                                (Unaudited)
ASSETS:

Current Assets:
     Cash and cash equivalents                                               $        313,587      $        385,195
     Nonoperating interests income receivable                                          79,152                60,290
     Other                                                                             12,139                 9,006
                                                                               ---------------       ---------------
          Total Current Assets                                                        404,878               454,491
                                                                               ---------------       ---------------

Nonoperating interests in oil and gas
     properties, using full cost accounting                                         4,647,286             4,642,331
Less-Accumulated amortization                                                      (3,987,195)           (3,939,911)
                                                                               ---------------       ---------------
                                                                                      660,091               702,420
                                                                               ===============       ===============
                                                                             $      1,064,969      $      1,156,911
                                                                               ===============       ===============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                                        $          6,470      $          8,749
                                                                               ---------------       ---------------


Limited Partners' Capital (43,056.95 Limited Partnership
                          Units; $100 per unit)                                     1,033,052             1,120,108
General Partners' Capital                                                              25,447                28,054
                                                                               ---------------       ---------------
          Total Partners' Capital                                                   1,058,499             1,148,162
                                                                               ===============       ===============
                                                                             $      1,064,969      $      1,156,911
                                                                               ===============       ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                    Three Months Ended                        Six Months Ended
                                                         June 30,                                 June 30,
                                             ---------------------------------        ---------------------------------
                                                 1999               1998                  1999               1998
                                             --------------     --------------        --------------     --------------
REVENUES:
     Income from nonoperating interests     $         48,266   $         64,660      $        86,021    $       146,379
     Interest income                                   3,762              5,938                8,784             10,624
                                              ---------------    ---------------       --------------     --------------
                                                      52,028             70,598               94,805            157,003
                                              ---------------    ---------------       --------------     --------------


COSTS AND EXPENSES:
     Amortization                                     21,416             31,566               47,284             64,908
     General and administrative                       17,698             19,401               42,304             36,847
                                              ---------------    ---------------       --------------     --------------
                                                      39,114             50,967               89,588            101,755
                                              ===============    ===============       ==============     ==============
NET INCOME (LOSS)                           $         12,914   $         19,631      $         5,217    $        55,248
                                              ===============    ===============       ==============     ==============




Limited Partners' net income (loss)
     per unit                               $           0.20   $           0.46      $         (0.02)   $          1.28
                                              ===============    ===============       ==============     ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                   -------------------------------------
                                                                                        1999                  1998
                                                                                   ---------------       ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                               $         5,217       $        55,248
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                                    47,284                64,908
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable           (18,862)               61,789
               (Increase) decrease in other current assets                                (3,133)               (5,451)
               Increase (decrease) in accounts payable                                    (2,279)                 (104)
                                                                                   ---------------       ---------------
          Net cash provided by (used in) operating activities                             28,227               176,390
                                                                                   ---------------       ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                        (4,971)              (19,631)
     Proceeds from sales of nonoperating interests in oil and gas properties                  16               172,621
                                                                                   ---------------       ---------------
          Net cash provided by (used in) investing activities                             (4,955)              152,990
                                                                                   ---------------       ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                      (94,880)             (247,331)
                                                                                   ---------------       ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (71,608)               82,049
                                                                                   ---------------       ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         385,195               361,633
                                                                                   ===============       ===============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $       313,587       $       443,682
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

(7)  Year 2000 -

                  The Year 2000 issue results from computer programs and embedded computer chips with date fields that cannot distinguish between the years 1900 and 2000. The Managing General Partner is currently implementing the steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps include upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner has either replaced or updated mission critical systems and expects to complete testing during the third quarter of 1999 and continue remedial actions as needed.

                  The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code can be made by upgrading this software. The Managing General Partner is currently in the process of either upgrading the off-the-shelf software or receiving certification as to Year 2000 compliance from vendors or third party consultants. A testing phase is being conducted as the software is updated or certified and is expected to be completed during the third quarter of 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $28,227 and $176,390 for the six months ended June 30, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash provided by proceeds from the sale of nonoperating interests in properties totaled $172,621 for the six months ended June 30, 1998. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $94,880 and $247,331 for the six months ended June 30, 1999 and 1998, respectively.

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

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1999 (current quarter) when compared to the quarter ended June 30, 1998 (corresponding quarter), and for the six months ended June 30, 1999 (current period), when compared to the six months ended June 30, 1998 (corresponding period).

Three Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 25 percent in the second quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $21,957 or 21 percent in the second quarter of 1999 when compared to the corresponding quarter in 1998, primarily due to decreased oil and gas production. Current quarter oil and gas production declined 43 percent and 37 percent, respectively, when compared to second quarter 1998 production volumes. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 33 percent or $3.94/BBL to an average of $15.87/BBL and gas prices increased 4 percent or $.09/MCF to an average of $2.31/MCF for the quarter.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 39 percent in the second quarter of 1999 compared to the second quarter of 1998 while total production costs decreased 15 percent.

      Associated amortization expense decreased 32 percent or $10,150 in 1999 compared to second quarter 1998, also related to the decline in production volumes.

Six Months Ended June 30, 1999 and 1998

      Income from nonoperating interests decreased 41 percent in the first six months of 1999 when compared to the same period in 1998. Oil and gas sales declined $76,180 or 34 percent in the first six months of 1999 when compared to the corresponding period in 1998, primarily due to decreased oil and gas production. Current period oil and gas production declined 39 percent and 33 percent, respectively, when compared to the same period in 1998. The partnership's sale of several properties in 1998 had an impact on the partnership's production decline. Oil prices increased 11 percent or $1.41/BBL to an average of $13.83/BBL and gas prices decreased 9 percent or $.19 MCF to an average of $1.97/MCF for the current period.

      Corresponding production costs per equivalent MCF increased 20 percent in the first six months of 1999 compared to the corresponding period in 1998 while total production costs decreased 20 percent, relating to the property sales in the first quarter of 1998.

      Associated amortization expense decreased 27 percent or $17,624 in 1999 compared to the first six months of 1998, also related to the decline in production volumes.

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

Date:     August 4, 1999     By:        /s/ John R. Alden
          --------------                ---------------------------------
                                        John R. Alden
                                        Senior Vice President, Secretary
                                        and Principal Financial Officer

Date:     August 4, 1999     By:        /s/ Alton D. Heckaman, Jr.
          --------------                ---------------------------------
                                        Alton D. Heckaman, Jr.
                                        Vice President, Controller
                                        and Principal Accounting Officer