Form 10-K
period 1999-12-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 2000-03-28
CIK 868227

                       Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

             [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
                                       OR
            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from               to
                                         --------------   ------------


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

Yes   X   No
    -----    -----

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

                       Documents Incorporated by Reference

Document                                                     Incorporated as to

    Registration Statement No. 33-15998                        Items 1 and 13
     on Form S-1

                                TABLE OF CONTENTS

                             Form 10-K Annual Report
                     For the Period Ended December 31, 1999

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.

ITEM NO.                        PART I                                  PAGE
--------                        ------                                  ----
   1               Business                                             I-1
   2               Properties                                           I-5
   3               Legal Proceedings                                    I-7
   4               Submission of Matters to a Vote of
                     Security Holders                                   I-7


                                PART II
                                -------
   5               Market Price of and Distributions on the
                     Registrant's Units and Related Limited
                     Partner Matters                                    II-1
   6               Selected Financial Data                              II-2
   7               Management's Discussion and Analysis of
                     Financial Condition and Results of Operations      II-2
   8               Financial Statements and Supplementary Data          II-4
   9               Disagreements on Accounting and Financial
                     Disclosure                                         II-4


                                PART III
                                --------
  10               Directors and Executive Officers of the
                     Registrant                                         III-1
  11               Executive Compensation                               III-2
  12               Security Ownership of Certain Beneficial
                     Owners and Management                              III-2
  13               Certain Relationships and Related Transactions       III-2


                                PART IV
                                -------
  14               Exhibits, Financial Statement Schedules
                     and Reports on Form 8-K                            IV-1


                                OTHER
                                -----
                   Signatures

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

         The Partnership is principally engaged in the business of acquiring nonoperating interests (i.e., net profits interests, royalty interests and overriding royalty interests) in proven oil and gas properties within the continental United States. The Partnership does not acquire working interests in or operate oil and gas properties, and does not engage in drilling activities. At December 31, 1999, the Partnership had expended or committed to expend 100% of the limited partners' net commitments (i.e., limited partners' commitments available to the Partnership for property acquisitions after payment of organizational fees and expenses) in the acquisition and development of nonoperating interests in producing properties, which properties are described under Item 2, "Properties," below. The Partnership's income is derived almost entirely from its nonoperating interests and the disposition thereof.

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

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


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

         In accordance with its obligations under the NP/OR Agreement, as of December 31, 1999, the Operating Partnership had conveyed to the Registrant a 42% net profits interest burdening certain depths of all producing properties acquired by the Operating Partnership thereunder. Typically, a net profits interest in an oil and gas property entitles the owner to a specified percentage share of the gross proceeds generated by the burdened property, net of operating costs. The net profits interest conveyed to the Registrant under the NP/OR Agreement differs from the typical net profits interest in that it is calculated over the entire group of producing properties conveyed under the NP/OR Agreement; i.e., all operating costs attributable to the burdened depths of such properties are aggregated, and the total is then subtracted from the total of all gross proceeds attributable to such depths in order to calculate the net profits to which the Registrant is entitled. The net profits interest conveyed to the Registrant burdens only those depths of each subject property which were evaluated to contain proved reserves at the date of acquisition, to the extent such depths underlie specified surface acreage.

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

         Employees

         The  Partnership  has no  employees.  Swift,  however,  has a staff  of geologists, geophysicists, petroleum engineers, landmen, and accounting personnel who administer the operations of Swift and the Partnership. As of December 31, 1999, Swift had 173 employees. Swift's administrative and overhead expenses attributable to the Partnership's operations are borne by the Partnership.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Item 2.  Nonoperating Interests in Properties

         As of December 31, 1999, the Partnership has acquired nonoperating interests in producing oil and gas properties which are generally described below.

Principal Oil and Gas Producing Properties

         The most valuable fields in the Partnership, based upon year-end engineering estimates of discounted future net revenues using constant pricing and costs, are described below.

         1. The  Eakly-Weatherford  Field is in Custer  County,  Oklahoma in the
Anadarko  Basin  (Amoco  acquisition).   The  Eakly-Weatherford  Field  produces
primarily natural gas and condensate and accounts for 76% of the value.

         2. Approximately 16% of the total value is from the Giddings Field in Lee and Fayette Counties, Texas (Bill Fenn acquisition). The wells produce from the Austin Chalk and Edwards horizons.

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

Production and Sales Price

         The following table summarizes the sales volumes of the Partnership's net oil and gas production expressed in MCFs. Equivalent MCFs are obtained by converting oil to gas on the basis of their relative energy content; one barrel equals 6,000 cubic feet of gas. Average Net Nonoperating Interest Price per Equivalent MCF is determined by dividing the related oil and gas revenue from nonoperating interests by the equivalent MCF's produced.

                                                      Net Production
                                          -----------------------------------
                                                   For the Years Ended
                                                       December 31,
                                          -----------------------------------
                                             1999          1998          1997
                                          -------       -------       -------
Net Volumes (Equivalent MCFs)             147,778       208,097       277,359

Average Net Nonoperating
   Interest Price per
   Equivalent MCF                           $1.42         $1.34         $1.91

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


Net Proved Oil and Gas Reserves

         Presented below are the estimates of the Partnership's proved reserves as of December 31, 1999, 1998 and 1997. The Partnership does not itself own a direct interest in proved reserves. The proved reserve estimates shown below represent an estimate of the proved reserves owned by the Operating Partnership equal to the percentage net profits interest conveyed to the Partnership by the Operating Partnership. All of the Partnership's nonoperating interests in proved reserves are located in the United States.

                                                                      December 31,
                                     -----------------------------------------------------------------------------
                                            1999                          1998                        1997
                                     --------------------       ----------------------      ----------------------
                                                  Natural                      Natural                     Natural
                                       Oil          Gas           Oil            Gas           Oil           Gas
                                     ------      --------       -------        -------      --------      --------
                                     (BBLS)        (MMCF)        (BBLS)         (MMCF)        (BBLS)        (MMCF)
Proved developed
   reserves at end of year           10,145           913        13,224            987        21,234         1,299
                                     ======      ========       =======        =======      ========      ========
Proved reserves
   Balance at beginning
     of year                         14,412         1,122        25,353          1,624        28,601         1,606

   Extensions, discoveries
     and other additions                 --            --            34              4            --            --

   Revisions of previous
     estimates                         (825)           60        (6,776)          (115)        2,693           335

   Sales of minerals in
     place                               (2)           --        (1,213)          (201)       (1,800)          (64)

   Production                        (2,252)         (134)       (2,986)          (190)       (4,141)         (253)
                                     ------      --------       -------        -------      --------      --------

   Balance at end of year            11,333         1,048        14,412          1,122        25,353         1,624
                                     ======      ========       =======        =======      ========      ========


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

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


         The following table summarizes by acquisition the Registrant's proved reserves equal to the percentage net profits interests conveyed by the Operating Partnership and its nonoperating interests in gross and net producing oil and gas wells as of December 31, 1999:

                                                 Reserves
                                              December 31, 1999
                                           ---------------------
                                                         Natural                  Wells
                                             Oil           Gas             -----------------
Acquisition             State(s)           (BBLS)         (MMCF)           Gross         Net
----------              ---------          ------        -------           -----       -----
Amoco                   OK                  7,932            921             108       1.699
Bill Fenn, et al        TX                  2,929             89              32       2.628
Mission III             TX                    472             38               6       0.077
                                           ------        -------           -----       -----
                                           11,333          1,048             146       4.404
                                           ======        =======           =====       =====

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

         In estimating the oil and natural gas reserves, the Registrant, in accordance with criteria prescribed by the Securities and Exchange Commission, has used prices received as of December 31, 1999 without escalation, except in those instances where fixed and determinable gas price escalations are covered by contracts, limited to the price the Partnership reasonably expects to receive. The Registrant does not believe that any favorable or adverse event causing a significant change in the estimated quantity of proved reserves has occurred between December 31, 1999 and the date of this report.

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

Holders

         As of December 31, 1999, there were 440 Limited Partners holding Units in the Partnership.

Distributions

         The Partnership generally makes distributions to Limited Partners on a quarterly basis, subject to the restrictions set forth in the Limited Partnership Agreement. In the fiscal years ended December 31, 1998 and 1999, the Partnership distributed a total of $371,400 and $188,300, respectively, to the holders of its Units. Cash distributions constitute net proceeds from sale of oil and gas production after payment of lease operating expenses and other partnership expenses. Some or all of such amounts or any proceeds from the sale of partnership properties could be deemed to constitute a return of investors' capital.

         Oil and gas investments involve a high risk of loss, and no assurance can be given that any particular level of distributions to holders of Units can be achieved or maintained. Although it is anticipated that quarterly distributions will continue to be made through 2000, the Partnership's ability to make distributions could be diminished by any event adversely affecting the oil and gas properties in which the Partnership owns interests or the amount of revenues received by the Partnership therefrom.

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

Item 6. Selected Financial Data

         The following selected financial data, prepared in accordance with generally accepted accounting principles as of December 31, 1999, 1998, 1997, 1996, and 1995, should be read in conjunction with the financial statements included in Item 8:

                                1999              1998             1997            1996            1995
                           -------------     ------------     ------------     ------------     -----------
Revenues                   $     247,908     $    302,096     $    577,136     $    670,568     $   454,911
Income (Loss)              $      61,234     $     94,914     $    293,473     $    310,006     $  (266,606)
Total Assets               $   1,010,681     $  1,156,911     $  1,469,780     $  1,617,721     $ 1,717,014
Cash Distributions         $     210,183     $    409,961     $    442,232     $    200,334     $   268,305
Long Term Obligations      $          --     $         --     $         --     $         --     $        --
Limited Partners' Net
  Income (Loss) Per Unit   $        1.33     $       2.13     $       6.14     $       6.48     $     (5.23)
Limited Partners' Cash
  Distributions Per Unit   $        4.37     $       8.63     $       9.00     $       3.57     $      5.43

Item 7. Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Liquidation

      During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

      Net cash provided by operating activities totaled $124,417, $315,345 and $500,519 in 1999, 1998 and 1997, respectively. The decrease in cash provided by operating activities in 1999 is related to an increase in nonoperating interests income receivable and a decrease in the Partnership's production. Cash provided by proceeds from the sales of nonoperating interests in properties totaled $146,238 and $94,530 in 1998 and 1997, respectively. Capital expenditures in 1999, 1998 and 1997 totaled $8,699, $28,060 and $5,203, respectively. Cash distributions to partners totaled $210,183, $409,961 and $442,232 in 1999, 1998 and 1997, respectively. In 1999, cash distributions were effected by production declines from the Partnership's depleting property interests and low oil and gas prices received during the first part of this year.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


      The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. As of December 31, 1999, the Partnership anticipates that its net profits interest will be burdened with approximately $35,483 and $26,539 over the next two years, respectively, to develop and enhance the proved oil and gas reserves related to its nonoperating property interests. Under the NP/OR Agreement, the Managing General Partner acquires interests in oil and gas properties from outside parties and sells these interests to an affiliated operating partnership, who in turn creates and sells to the Partnership nonoperating interests in these same oil and gas properties. The Managing General Partner expects funds available from net profits interests to be distributed to the partners.

Results of Operations

         Income from nonoperating interests decreased 18 percent in 1999 over 1998. Oil and gas sales declined $62,140 or 15 percent in 1999 vs. 1998, primarily due to decreased oil and gas production. In 1999, production volumes decreased 29 percent as oil and gas production declined 25 percent and 29 percent, respectively, when compared to 1998. Production declines were related to normal depletion and the Partnership's property sales. Oil prices increased 56 percent or $6.51/BBL to an average of $18.15/BBL and gas prices increased 10 percent or $0.21/MCF to an average of $2.27/MCF for 1999. Increased oil and gas prices helped offset the effect of decreased production.

         Corresponding production costs per equivalent MCF increased 28 percent in 1999 compared to 1998, and total production costs decreased 9 percent in 1999, due to production declines.

         Associated amortization expense decreased 27 percent or $34,838 in 1999 compared to 1998, related to the decline in production volumes.

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

         Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Total amortization expense decreased 36 percent or $72,743 in 1998 when compared to 1997, primarily due to the 25 percent production volume decrease. No additional provision for amortization was recorded in 1998 or 1997.

         During 2000, Partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio, based on Partnership payout having occurred in July, 1998.

Year 2000

         The Year 2000 issue resulted from computer programs and embedded computer chips with date fields which could not distinguish between the years 1900 and 2000. The Managing General Partner implemented steps necessary to make its operations and the related operations of the Partnership capable of addressing the Year 2000. These steps included upgrading, testing and certifying its computer systems and field operation services and obtaining Year 2000 compliance certification from all important business suppliers. The Managing General Partner formed a task force during 1998 to address the Year 2000 issue and prepare its business systems for the Year 2000. The Managing General Partner either replaced or updated mission critical systems and completed testing before 2000 began.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.


         The Managing General Partner's business systems are almost entirely comprised of off-the-shelf software. Most of the necessary changes in computer instructional code were made by upgrading this software. In addition, the Managing General Partner received certification as to Year 2000 compliance from vendors or third party consultants.

         The costs incurred to address the Year 2000 issue with respect to the Managing General Partners' business systems did not have a material effect on the Partnership's results of operations, or its liquidity and financial condition. The estimated total cost to the Managing General Partner to address Year 2000 issues was less than $150,000, most of which was spent during the testing phase. The Partnership's share of this cost was insignificant.

         The most reasonably likely worst case scenario would have been a prolonged disruption of external power sources upon which core equipment relies, resulting in a substantial decrease in the Partnership's oil and gas production activities. In addition, the pipeline operators to whom the Managing General Partner sells the Partnership's natural gas, as well as other customers and suppliers, could have been prone to Year 2000 problems that could not be assessed or detected by the Managing General Partner.

         As of the filing of this report, the Managing General Partner is not aware of any Year 2000 problems either experienced by it or by parties which it does business, and does not expect to experience such problems in the future.

Item 8. Financial Statements and Supplementary Data

         See Part IV, Item 14(a) for index to financial statements.

Item 9. Disagreements on Accounting and Financial Disclosure

         None.

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

         As a limited partnership, the Registrant has no directors or executive officers. The business and affairs of the Registrant are managed by Swift as Managing General Partner. Set forth below is certain information as of March 10, 2000 regarding the directors and executive officers of Swift.

                                                             Position(s) with
         Name                     Age                   Swift and Other Companies
         ----                     ---                   -------------------------
                                                    DIRECTORS
                                                    ---------
A. Earl Swift                     66                    Chief Executive Officer and
                                                        Chairman of the Board

Virgil N. Swift                   71                    Executive Vice President - Business
                                                        Development, Vice Chairman of the Board

G. Robert Evans                   68                    Director of Swift; Chairman of the Board,
                                                        Material Sciences Corporation;
                                                        Director, Consolidated Freightways, Inc.,
                                                        Fibreboard Corporation, Elco Industries, and
                                                        Old Second Bancorp

Raymond O. Loen                   75                    Director of Swift; President, R. O. Loen
                                                          Company

Henry C. Montgomery               64                    Director of Swift; Chairman of the Board,
                                                        Montgomery Financial Services Corporation;
                                                        Director, Southwall Technology Corporation

Clyde W. Smith, Jr.               51                    Director of Swift; President, Somerset
                                                        Properties, Inc.

Harold J. Withrow                 72                    Director of Swift

                                                    EXECUTIVE OFFICERS
                                                    ------------------

Terry E. Swift                    44                    President

Joe A. D'Amico                    51                    Chief Operating Officer

John R. Alden                     54                    Senior Vice President - Finance,
                                                        Chief Financial Officer and Secretary

Bruce H. Vincent                  52                    Senior Vice President - Funds Management

James M. Kitterman                55                    Senior Vice President - Operations

Alton D. Heckaman, Jr.            42                    Vice President - Finance and Controller

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

                                     III-2

          SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A, LTD.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

      a(1)     FINANCIAL STATEMENTS                                             PAGE NO.
               --------------------                                             --------
               Report of Independent public Accountants                         IV-2

               Balance Sheets as of December 31, 1999 and 1998                  IV-3

               Statements of Operations for the years ended
                  December 31, 1999, 1998 and 1997                              IV-4

               Statements of Partners' Capital for the years ended
                  December 31, 1999, 1998 and 1997                              IV-5

               Statements of Cash Flows for the years ended
                  December 31, 1999, 1998 and 1997                              IV-6

               Notes to Financial Statements                                    IV-7

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

        b(1) REPORTS ON FORM 8-K

             No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to
Section 12 of the Act.

         No annual report to security holders covering the Partnership's 1999 fiscal year has been sent to Limited Partners of the Partnership.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Swift Energy Managed Pension Assets Partnership 1990-A, Ltd.:

         We have audited the accompanying balance sheets of Swift Energy Managed Pension Assets Partnership 1990-A, Ltd., (a Texas limited partnership) as of December 31, 1999 and 1998, and the related statements of operations, partners' capital and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Managing General Partner's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Swift Energy Managed Pension Assets Partnership 1990-A, Ltd., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

                                                           ARTHUR ANDERSEN LLP




Houston, Texas
February 9, 2000

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998

                                                                           1999                  1998
                                                                     ----------------      ---------------

         ASSETS:

         Current Assets:
              Cash and cash equivalents                              $        290,746      $       385,195
              Nonoperating interests income receivable                         93,711               60,290
              Other                                                             9,791                9,006
                                                                     ----------------      ---------------
                   Total Current Assets                                       394,248              454,491
                                                                     ----------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                        4,651,014            4,642,331
         Less-Accumulated amortization                                     (4,034,581)          (3,939,911)
                                                                     ----------------      ---------------
                                                                              616,433              702,420
                                                                     ----------------      ---------------
                                                                     $      1,010,681      $     1,156,911
                                                                     ================      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                       $         11,468      $         8,749
                                                                     ----------------      ---------------

         Limited Partners' Capital (43,057 Limited Partnership                980,935            1,120,108
                                       Units; $100 per unit)
         General Partners' Capital                                             18,278               28,054
                                                                     ----------------      ---------------
                   Total Partners' Capital                                    999,213            1,148,162
                                                                     ----------------      ---------------
                                                                     $      1,010,681      $     1,156,911
                                                                     ================      ===============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                             1999                1998                 1997
                                                        -------------        -------------        ------------
      REVENUES:
           Income from nonoperating interests           $     230,674        $     280,476        $    564,518
           Interest income                                     17,234               21,620              12,618
                                                        -------------        -------------        ------------
                                                              247,908              302,096             577,136
                                                        -------------        -------------        ------------


      COSTS AND EXPENSES:
           Amortization                                        94,670              129,508             202,251
           General and administrative                          92,004               77,674              81,412
                                                        -------------        -------------        ------------
                                                              186,674              207,182             283,663
                                                        -------------        -------------        ------------
      NET INCOME (LOSS)                                 $      61,234        $      94,914        $    293,473
                                                        =============        =============        ============

                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                         STATEMENTS OF PARTNERS' CAPITAL
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                 Limited          General        Combining
                                                 Partners         Partners       Adjustment          Total
                                              --------------   -------------   -------------    --------------
       Balance,
            December 31, 1996                 $    1,492,361   $      70,663   $      48,944    $    1,611,968

       Income (Loss)                                 264,208          35,437          (6,172)          293,473

       Cash Distributions                           (387,500)        (54,732)             --          (442,232)
                                              --------------   -------------   -------------    -------------

       Balance,
            December 31, 1997                      1,369,069          51,368          42,772         1,463,209
                                              --------------  -------------    -------------    -------------

       Income (Loss)                                  91,809          15,247                            94,914
                                                                                    (12,142)

       Cash Distributions                           (371,400)        (38,561)             --          (409,961)
                                              --------------   -------------   -------------    -------------

       Balance,
            December 31, 1998                      1,089,478          28,054          30,630         1,148,162
                                              --------------   -------------   -------------    -------------

       Income (Loss)                                  57,329          12,107          (8,202)           61,234

       Cash Distributions                           (188,300)        (21,883)             --          (210,183)
                                              --------------   -------------   -------------    --------------

       Balance,
            December 31, 1999                 $      958,507   $      18,278   $      22,428    $      999,213
                                              ==============   =============   =============    ==============


       Limited Partners' net income (loss)
            per unit

            1997                              $         6.14
                                              ==============

            1998                              $         2.13
                                              ==============

            1999                              $         1.33
                                              ==============


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                                  1999              1998              1997
                                                                              -------------     -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                            $      61,234     $      94,914    $     293,473
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                               94,670           129,508          202,251
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable      (33,421)           91,433           10,295
               (Increase) decrease in other current assets                             (785)           (2,688)          (6,318)
               Increase (decrease) in accounts payable                                2,719             2,178              818
                                                                              -------------     -------------    -------------

          Net cash provided by (used in) operating activities                       124,417           315,345          500,519
                                                                              -------------     -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                   (8,699)          (28,060)          (5,203)
     Proceeds from sales of nonoperating interests in oil and gas properties             16           146,238           94,530
                                                                              -------------     -------------    -------------
          Net cash provided by (used in) investing activities                        (8,683)          118,178           89,327
                                                                              -------------     -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions to partners                                                (210,183)         (409,961)        (442,232)
                                                                              -------------     -------------    -------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (94,449)           23,562          147,614
                                                                              -------------     -------------    -------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                      385,195           361,633          214,019
                                                                              -------------     -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                      $     290,746     $     385,195    $     361,633
                                                                              =============     =============    =============

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

         Initially, all continuing costs (including general and administrative reimbursements and direct expenses) and revenues are allocated 90 percent to the limited partners and ten percent to the general partners. If prior to partnership payout, as defined, however, the cash distribution rate (as defined in the Partnership Agreement) for a certain period equals or exceeds 17.5 percent, then for the following calendar year, these continuing costs and revenues will be allocated 85 percent to the limited partners and 15 percent to the general partners. After partnership payout, continuing costs and revenues will be shared 85 percent by the limited partners, and 15 percent by the general partners, even if the cash distribution rate is less than 17.5 percent. During 1993, 1992 and 1991, the cash distribution rate exceeded 17.5 percent and thus, in 1994, 1993 and 1992, the continuing costs and revenues were shared 85 percent by the limited partners and 15 percent by the general partners. During 1997, 1996, 1995 and 1994, the cash distribution rate fell below 17.5 percent and thus, in 1997, 1996 and 1995, the continuing costs and revenues were shared 90 percent by the limited partners and 10 percent by the general partners. Payout occurred in July 1998; therefore, for 1998 and each year remaining in the life of the partnership, the continuing costs and revenues will be shared 85 percent by the limited partners and 15 percent by the general partners.

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. If this proposal is approved, it is anticipated that the liquidation of the Partnership will be substantially completed within the next two years.

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

Oil and Gas Revenues --

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

(3) Acquisition of Nonoperating Interests in Oil and Gas Property Costs -


         Effective April 17, 1990, the Partnership entered into a Net Profits and Overriding Royalty Interests Agreement ("NP/OR Agreement") with Swift Energy Income Partners 1990-A, Ltd. ("Operating Partnership"), managed by Swift, for the purpose of acquiring interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Partnership has been conveyed a nonoperating interest in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to its proportionate share of the property acquisition costs, as defined. Property acquisition costs are amounts actually paid by the Operating Partnership for the properties plus costs incurred by the Operating Partnership in acquiring the properties and costs related to screening and evaluation of properties not acquired. In 1999, 1998 and 1997, the Partnership acquired nonoperating interests in producing oil and gas properties for $8,699, $28,060 and $5,203, respectively.

(4) Related-Party Transactions -

         An  affiliate  of the  Special  General  Partner,  as  Dealer  Manager,
received   $107,392  for  managing  and   overseeing  the  offering  of  limited
partnership units.

         A one-time management fee of $107,642 was paid to Swift in 1990 for services performed for the Partnership. During 1999, 1998 and 1997, the Partnership paid Swift $64,585 per year as a general and administrative overhead allowance.

(5) Federal Income Taxes -

         The Partnership is not a tax-paying entity. No provision is made in the accounts of the Partnership for federal or state income taxes, since such taxes are liabilities of the individual partners, and the amounts thereof depend upon their respective tax situations.

         The tax returns and the amount of distributable Partnership income are subject to examination by the federal and state taxing authorities. If the Partnership's royalty income for federal income tax purposes is ultimately changed by the taxing authorities, the tax liability of the limited partners could be changed accordingly. Royalty income reported on the Partnership's federal return of income for the years ended December 31, 1999, 1998 and 1997 was $138,852, $210,987 and $510,514, respectively. The difference between royalty income for federal income tax purposes reported by the Partnership and income or loss from nonoperating interests reported herein primarily results from the exclusion of amortization (as described below) from ordinary income reported in the Partnership's federal return of income.

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

                                          SWIFT ENERGY MANAGED PENSION
                                          ASSETS PARTNERSHIP 1990-A, LTD.
                                          (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         ----------------                 -------------------------------
                                          A. Earl Swift
                                          Chief Executive Officer

Date:      March 10, 2000        By:      s/b John R. Alden
         ----------------                 -------------------------------
                                          John R. Alden
                                          Principal Financial Officer

Date:      March 10, 2000        By:      s/b Alton D. Heckaman, Jr.
         ----------------                 -------------------------------
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

                                 SWIFT ENERGY MANAGED PENSION
                                 ASSETS PARTNERSHIP 1990-A, LTD.
                                 (Registrant)

                                 By:      SWIFT ENERGY COMPANY
                                           General Partner

Date:      March 10, 2000        By:      s/b A. Earl Swift
         ----------------                 -------------------------------
                                          A. Earl Swift
                                          Director and Principal
                                          Executive Officer

Date:      March 10, 2000        By:      s/b Virgil N. Swift
         ----------------                 -------------------------------
                                          Virgil N. Swift
                                          Director and Executive
                                          Vice President - Business
                                          Development

Date:      March 10, 2000        By:      s/b G. Robert Evans
         ----------------                 -------------------------------
                                          G. Robert Evans
                                           Director

Date:      March 10, 2000        By:      s/b Raymond O. Loen
         ----------------                 -------------------------------
                                          Raymond O. Loen
                                           Director

Date:      March 10, 2000        By:      s/b Henry C. Montgomery
         ----------------                 -------------------------------
                                          Henry C. Montgomery
                                           Director

Date:      March 10, 2000        By:      s/b Clyde W. Smith, Jr.
         ----------------                 -------------------------------
                                          Clyde W. Smith, Jr.
                                          Director

Date:      March 10, 2000        By:      s/b Harold J. Withrow
         ----------------                 -------------------------------
                                          Harold J. Withrow
                                           Director