Form 10-Q
period 2000-03-31
SWIFT ENERGY MANAGED PENSION ASSETS PARTNERSHIP 1990-A LTD
filed 2000-05-12
CIK 868227

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from         to
                                               -------    -------

                         Commission File Number 0-19250

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
             (Exact name of registrant as specified in its charter)

         Texas                                          76-0307427
(State or other jurisdiction                (I.R.S. Employer Identification No.)
      of organization)

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

Yes  X      No
   ------     ------

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                      INDEX

PART I.    FINANCIAL INFORMATION                                                PAGE

      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 2000 and December 31, 1999                            3

            Statements of Operations

                - Three month periods ended March 31, 2000 and 1999               4

            Statements of Cash Flows

                - Three month periods ended March 31, 2000 and 1999               5

            Notes to Financial Statements                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                          9

PART II.    OTHER INFORMATION                                                    11


SIGNATURES                                                                       12

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                                 BALANCE SHEETS

                                                                  March 31,       December 31,
                                                                    2000             1999
                                                                 -----------      -----------
                                                                 (Unaudited)
ASSETS:
Current Assets:
     Cash and cash equivalents                                   $   269,296      $   290,746
     Nonoperating interests income receivable                         96,687           93,711
     Other                                                            10,467            9,791
                                                                 -----------      -----------
          Total Current Assets                                       376,450          394,248
                                                                 -----------      -----------

Nonoperating interests in oil and gas
     properties, using full cost accounting                        4,653,035        4,651,014
Less-Accumulated amortization                                     (4,054,688)      (4,034,581)
                                                                 -----------      -----------
                                                                     598,347          616,433
                                                                 -----------      -----------
                                                                 $   974,797      $ 1,010,681
                                                                 ===========      ===========


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Accounts Payable                                            $     6,560      $    11,468
                                                                 -----------      -----------


Limited Partners' Capital (43,057 Limited Partnership
                          Units; $100 per unit)                      949,268          980,935
General Partners' Capital                                             18,969           18,278
                                                                 -----------      -----------
          Total Partners' Capital                                    968,237          999,213
                                                                 -----------      -----------
                                                                 $   974,797      $ 1,010,681
                                                                 ===========      ===========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                    2000             1999
                                                                 -----------      -----------
REVENUES:
     Income from nonoperating interests                          $    66,717      $    37,754
     Interest income                                                   4,112            5,022
                                                                 -----------      -----------
                                                                      70,829           42,776
                                                                 -----------      -----------


COSTS AND EXPENSES:
     Amortization                                                     20,107           25,868
     General and administrative                                       22,050           24,606
                                                                 -----------      -----------
                                                                      42,157           50,474
                                                                 -----------      -----------
NET INCOME (LOSS)                                                $    28,672      $   (7,698)
                                                                 ===========      ===========


Limited Partners' net income (loss)
     per unit                                                    $      0.51      $     (0.22)
                                                                 ===========      ===========


                                See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
                                                                                    2000           1999
                                                                                  ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income (loss)                                                                $  28,672      $  (7,698)
     Adjustments to reconcile income (loss) to
          net cash provided by operations:
          Amortization                                                               20,107         25,868
          Change in assets and liabilities:
               (Increase) decrease in nonoperating interests income receivable       (2,976)       (20,903)
               (Increase) decrease in other current assets                             (676)        (3,440)
               Increase (decrease) in accounts payable                               (4,908)         2,444
                                                                                  ---------      ---------
          Net cash provided by (used in) operating activities                        40,219         (3,729)
                                                                                  ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to nonoperating interests in oil and gas properties                   (2,021)        (2,256)
     Proceeds from sales of nonoperating interests in oil and gas properties             --             16
                                                                                  ---------      ---------
          Net cash provided by (used in) investing activities                        (2,021)        (2,240)
                                                                                  ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash Distributions to partners                                                 (59,648)       (51,957)
                                                                                  ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (21,450)       (57,926)
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                    290,746        385,195
                                                                                  ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 269,296      $ 327,269
                                                                                  =========      =========


                 See accompanying notes to financial statements.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                                                     (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1999 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                  During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

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

LIQUIDATION

         During the first quarter of 2000, the Managing General Partner mailed proxy material to the limited partners proposing to sell all the Partnership's nonoperating interests in oil and gas properties and dissolve and liquidate the Partnership. In May 2000, the limited partners of the Partnership approved the proposal to liquidate the Partnership. The Managing General Partner anticipates liquidation will be substantially completed within the next two years.

LIQUIDITY AND CAPITAL RESOURCES

     Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. Cash distributions to partners are determined quarterly, based upon net proceeds from sales of oil and gas production after payment of lease operating expense, taxes and development costs, less general and administrative expenses. In addition, future partnership cash requirements are taken into account to determine necessary cash reserves.

      Net cash provided by (used in) operating activities totaled $40,219 and $(3,729) for the three months ended March 31, 2000 and 1999, respectively. Cash distributions totaled $59,648 and $51,957 for the three months ended March 31, 2000 and 1999, respectively.

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

RESULTS OF OPERATIONS

      Income from nonoperating interests increased 77 percent in the first quarter of 2000 when compared to the same quarter in 1999. Oil and gas sales increased $34,503 or 51 percent in the first quarter of 2000 when compared to the corresponding quarter in 1999. Increased oil and gas prices had a significant impact on Partnership performance. Oil prices increased 140 percent or $16.76/BBL to an average of $28.70/BBL and gas prices increased 56 percent or $0.95/MCF to an average of $2.64/MCF for the quarter. Current quarter production volumes decreased 17 percent as oil and gas production declined 7 percent and 18 percent, respectively, when compared to first quarter 1999 production volumes.

                          SWIFT ENERGY MANAGED PENSION
                         ASSETS PARTNERSHIP 1990-A, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Corresponding production costs per equivalent MCF increased 43 percent in the first quarter of 2000 compared to the first quarter of 1999 and total production costs increased 18 percent.

      Total amortization expense decreased 22 percent or $5,761 in 2000 compared to first quarter 1999.

      Partnership payout occurred as of July 1, 1998. During 2000, partnership revenues and costs will be shared between the limited partners and general partners in an 85:15 ratio.

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

                                         SWIFT ENERGY MANAGED PENSION
                                         ASSETS PARTNERSHIP 1990-A, LTD.
                                         (Registrant)


                              By:        SWIFT ENERGY COMPANY
                                         Managing General Partner

Date:     May 8, 2000         By:        /s/ John R. Alden
          -----------                    ---------------------------------------
                                         John R. Alden
                                         Senior Vice President, Secretary
                                         and Principal Financial Officer

Date:     May 8, 2000         By:        /s/ Alton D. Heckaman, Jr.
          -----------                    ---------------------------------------
                                         Alton D. Heckaman, Jr.
                                         Vice President, Controller
                                         and Principal Accounting Officer